Form 10-K
period 2007-12-31
Morgan Stanley ABS Capital I Inc. Trust 2007-NC1
filed 2008-03-31
CIK 1385136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period to __________ from _______________

     Commission file number of issuing entity: 333-130694-18

              Morgan Stanley ABS Capital I Inc. Trust 2007-NC1
          (Exact name of Issuing Entity as specified in its Charter)

                      Morgan Stanley ABS Capital I Inc.
           (Exact name of depositor as specified in its Charter)

                 Morgan Stanley Mortgage Capital Holdings LLC,
             successor-in-interest by merger to Morgan Stanley
                             Mortgage Capital Inc.
             (Exact name of sponsor as specified in its Charter)

                                                      REMIC-I  20-8313603
                                                     REMIC-II  20-8313646
                                                     REMIC III 20-8313705
                                                      REMIC IV 20-8313743
                                                      REMIC V  20-8313779
                   New York                           REMIC VI 20-8313827
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number
               of issuing entity)                        of issuing entity)

          c/o Deutsche Bank National Trust Company
          1761 East St. Andrew Place
          Santa Ana, California                                  92705
 (Address of principal executive offices                     (Zip Code of
         of issuing entity)                                issuing entity)

            Issuing Entity's telephone number, including area code:
                               (714) 247-6000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:

                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment
     to this Form 10-K.         Not Applicable.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X] (Do not Check if a smaller reporting company) Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     See Item 15(a).

                                     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

                                     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

              ADDITIONAL ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

     Item 1112(b) of Regulation AB, Significant Obligor Financial
     Information.

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Information.

     No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.

     Item 1115(b) of Regulation AB, Certain Derivative Instruments.

     Morgan Stanley Capital Services Inc. provides an Interest Rate Cap and Interest Rate Swap derivative instrument for the issuing entity. No additional disclosure is necessary because the aggregate significance percentage for the Interest Rate Cap and Interest Rate Swap is less than 10%.

     Item 1117 of Regulation AB, Legal Proceedings.

     Legal Proceedings Regarding Morgan Stanley Mortgage Capital Holdings LLC

     In addition to the matters described below, in the normal course of business, Morgan Stanley Mortgage Capital Holdings LLC ("the Company") has been named, from time to time, as a defendant in various legal actions. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.

     Regulatory and Governmental Investigations: The Company and its affiliates are currently responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, purchase, securitization and/or servicing of subprime and non-subprime residential mortgages and related issues.

     Civil Litigation re American Business Financial Services, Inc. The
     Company has been named as one of a number of defendants in a matter styled Miller v. Santilli, et al., which is pending in the Court of Common Pleas for Philadelphia County, Pennsylvania. The complaint in this action was filed on July 13, 2006 and is being brought by the bankruptcy trustee for American Business Financial Services, Inc.
     ("ABFS"). The complaint alleges, inter alia, that the Company, certain of the Company's affiliates, and various other financial institutions deepened the insolvency of ABFS, and aided and abetted fraud and breaches of fiduciary duties committed by certain former officers and directors of ABFS, by providing warehouse loans to ABFS and participating in securitization transactions with ABFS. The complaint seeks damages in excess of $750 million. The deepening insolvency claim has been dismissed, and the case is currently in discovery.

     Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana.
     On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted the Company's motion to compel arbitration in Bauer, et al., v. Dean Morris, et al. On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted the Saxon Mortgage Services's motion to compel arbitration in Patterson, et al., v. Dean Morris, et al. At the present time, neither plaintiff has initiated arbitration.

     Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action, on behalf of themselves and similarly situated Ohio borrowers, alleging that the Company's subsidiary, Saxon Mortgage, Inc. ("Saxon Mortgage") engaged in unlawful practices in originating and servicing the plaintiffs' loans. During the second quarter of 2006, the court granted the Saxon Mortgage's motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified.

     Jones, et al., v. ABN AMRO Mortgage Group, et al. is a matter filed on September 24, 2007 in the Court of Common Pleas for Berks County, Pennsylvania as Civil Action-Law No. 07-10540. The plaintiffs allege that the putative class members were not credited properly for payments made on their mortgage loans which were allegedly collected by non-affiliated intermediary entities and forwarded to the servicer defendants. Saxon Mortgage Services services two loans for putative class members. Saxon Mortgage Services and other defendants filed a consolidated motion to dismiss the case.

     Legal Proceedings Regarding Saxon Mortgage Services, Inc.

     Because Saxon Mortgage Services, Inc. ("Saxon") and its affiliates are subject to many laws and regulations, including but not limited to federal and state consumer protection laws, it is regularly involved in numerous lawsuits filed against it, some of which seek certification as class action lawsuits on behalf of similarly situated individuals.

     Saxon and/or its affiliates are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding Saxon's and/or its affiliates businesses, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

     Saxon contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, Saxon cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the following matters are potentially material to the financial condition of Saxon.

     Regulatory and Governmental Investigations: Saxon and its affiliates are currently responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, purchase, and/or servicing of subprime and non-subprime residential mortgages and related issues.

     Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On January 26, 2005, the plaintiffs filed a motion to dismiss the case without prejudice, and the court entered an order dismissing the case on January 31, 2005. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted Saxon's motion to compel arbitration and stayed the court proceedings as to named plaintiffs
     Keenan and Karen Duckworth in Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted the Saxon Mortgage Services's motion to compel arbitration and stayed the court proceedings as to named plaintiff Debra Herron in Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District
     Court for the Parish of Orleans, State of Louisiana. The court subsequently remanded the underlying court proceedings in both the Bauer and Patterson cases to the Civil District Court for the Parish of Orleans, State of Louisiana. At the present time, neither plaintiff has initiated arbitration.

     Jones, et al., v. ABN AMRO Mortgage Group, et al. is a matter filed on September 24, 2007 in the Court of Common Pleas for Berks County, Pennsylvania as Civil Action-Law No. 07-10540. The matter was subsequently removed to the United States District Court for the Eastern District of Pennsylvania as Civil Action No. 2:07-cv-04328-JG. The plaintiffs filed an Amended Complaint on October 9, 2007 naming Saxon as
     a defendant.   The plaintiffs allege that the putative class members
     were not credited properly for payments made on their mortgage loans which were allegedly collected by non-affiliated intermediary entities and forwarded to the servicer defendants. Saxon services two loans for putative class members. The plaintiffs subsequently voluntarily dismissed all named plaintiffs except for the Jones's. Saxon Mortgage Services and other defendants filed a consolidated motion to dismiss the case.

     Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action, on behalf of themselves and similarly situated Ohio borrowers, alleging that Saxon's affiliate, Saxon Mortgage, Inc. ("Saxon Mortgage") engaged in unlawful practices in originating and servicing the plaintiffs' loans. During the second quarter of 2006, the court granted the Saxon Mortgage's motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified.

     Legal Proceedings Regarding NC Capital Corporation

     Pursuant to a Form 8-K filed on February 21, 2007 (the "February 21st 8-K") by New Century Financial Corporation ("NCFC") (Commission File No. 001-32314; CIK No. 00001287286), the parent of NC Capital Corporation, one of the original loan sellers, NCFC stated that on February 14, 2007, NCFC was served with the complaint for a purported securities class action (the "Original Complaint") filed in the United States District Court for the Central District of California against NCFC and certain of its officers and directors. NCFC stated that the complaint alleges that NCFC and the other named defendants violated federal securities laws by issuing false and misleading statements and failing to disclose material facts about NCFC, which resulted in artificially inflated market prices of NCFC's common stock, and that the plaintiff and the purported class members purchased the registrant's stock at these artificially inflated market prices between April 7, 2006 and February 7, 2007. NCFC stated that the complaint seeks money damages in favor of its purported class of purchasers of NCFC's securities, the costs and expenses of the action and other relief that may be granted by the court.

     In addition, pursuant to the February 21st 8-K, NCFC stated that nine additional purported class actions were filed in the United States District Court for the Central District of California between February 8, 2007 and February 20, 2007. NCFC stated that these complaints present in large degree the same legal and factual issues as the Original Complaint and allege various class periods, the longest of which is from April 7, 2006 to February 7, 2007.

     Pursuant to a Form 8-K filed by NCFC on March 13, 2007 (the "March 13th 8-K"), NCFC stated that on February 28, 2007, NCFC received a letter from the United States Attorney's Office for the Central District of California (the "U.S. Attorney's Office") indicating that it was conducting a criminal inquiry under the federal securities laws in connection with trading in NCFC's securities, as well as accounting errors regarding NCFC's allowance for repurchase losses. NCFC stated that it has subsequently received a grand jury subpoena requesting production of certain documents. NCFC stated that it intends to cooperate with the requests of the U.S. Attorney's Office.

     In addition, pursuant to the March 13th 8-K, NCFC stated that on March 12, 2007, it received a letter from the staff of the Pacific Regional Office of the Securities Exchange Commission stating that the staff was conducting a preliminary investigation involving NCFC and requesting production of certain documents. NCFC stated that the staff of the SEC had also previously requested a meeting with NCFC to discuss the events leading up to NCFC's previous announcement of the need to restate certain of its historical financial statements.

     Pursuant to a Form 8-K filed by NCFC on March 14, 2007 (the "March 14th 8-K"), NCFC stated that on March 13, 2007, NCFC and certain of its subsidiaries received cease and desist orders from regulators in the States of Massachusetts, New Hampshire, New Jersey and New York (the "March 13 Orders"). NCFC stated that the cease and desist orders contain allegations that certain of NCFC's subsidiaries have engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after a mortgage closing, failure to meet certain financial requirements, including net worth and available liquidity, and failure to timely notify the state regulators of defaults and terminations under certain of its financing arrangements. NCFC stated that the cease and desist orders seek to restrain the subsidiaries from taking certain actions, including, among others, engaging in further violations of state law, taking new applications for mortgage loans in the relevant jurisdiction, and paying dividends or bonuses to officers, directors or shareholders of the applicable subsidiaries. NCFC stated that the cease and desist orders also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. NCFC stated that certain of the cease and desist orders also require one or more of the subsidiaries to show cause why their license should not be revoked or why administrative penalties should not be assessed. NCFC stated that the cease and desist orders generally become permanent if not promptly appealed by the applicable subsidiaries.

     Pursuant to a Form 8-K filed on March 19, 2007 (the "March 19th 8-K"), NCFC stated that on March 14 and 15, 2007, NCFC received additional cease and desist orders from the States of Connecticut, Maryland, Rhode Island and Tennessee (collectively, the "March 14-15 Orders"). NCFC stated that consistent with the March 13 Orders, the March 14-15 Orders contain allegations that certain of NCFC's subsidiaries have engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after closing. Additionally, pursuant to the March 19th 8-K, NCFC stated that on March 14, 2007, New century Mortgage Corporation ("NCMC") and Home123 Corporation, an indirect wholly owned subsidiary of NCFC ("Home123"), entered into a Consent Agreement and Order, dated March 14, 2007, with the Commonwealth of Pennsylvania Department of Banking, Bureau
     of Supervision and Enforcement (the "Consent Agreement").   NCFC stated
     that consistent with the March 13 Orders, the March 14-15 Orders and the Consent Agreement seek to restrain NCFC's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. NCFC stated that the March 14-15 Orders and the Consent Agreement also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. NCFC stated that certain of the March 14-15 Orders also seek to revoke the licenses of one or more of NCFC's subsidiaries or assess administrative penalties. NCFC stated that the March 14-15 Orders generally become permanent if not promptly appealed by the applicable subsidiaries.

     Additionally, pursuant to the March 19th 8-K, NCFC stated that in connection with a civil action filed against NCFC, NCMC and Home123 (collectively, the "Defendants") in an Ohio state court (the "Complaint") by the Attorney General of Ohio and the Ohio Division of Commerce, Division of Financial Institutions on March 14, 2007, that Ohio state court issued a temporary restraining order, which was subsequently modified by the court on March 16, 2007, against the Defendants (as modified, the "TRO"). NCFC stated that the Complaint and the TRO contain allegations that the Defendants have engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after closing. NCFC stated that the TRO restrains the Defendants from taking certain actions, including, among others, (i) engaging in violations of state law, (ii) soliciting applicants and taking new applications for mortgage loans in Ohio and (iii) initiating, prosecuting or enforcing foreclosure actions in Ohio. NCFC stated that the TRO also requires the Defendants to confer with the Ohio Attorney General and Division of Commerce by March 22, 2007 regarding the treatment of Ohio loans that are more than 60 days delinquent and are held for sale. NCFC stated that the restraints imposed by the TRO could further harm NCFC's business.

     Pursuant to a Form 8-K filed on March 20, 2007 (the "March 20th 8-K"),
     NCFC stated that as disclosed above, NCFC has received cease and desist orders from several states and entered into a consent agreement with one state (the "Previous Orders and Consent Agreement"). NCFC stated that on March 16, 2007, NCFC received additional cease and desist orders from the State of California (the "California Orders") and certain of NCFC's subsidiaries entered into consent agreements with the State of Florida's Office of Financial Regulation and the State of Washington's Department of Financial Institutions, respectively, each dated March 16, 2007 (the "March 16 Agreements" and together with the California Orders, the "March 16 Orders and Consent Agreements").

     Pursuant to the March 20th 8-K, NCFC stated that consistent with the Previous Orders and Consent Agreement, the March 16 Orders and Consent Agreements contain allegations that certain of NCFC's subsidiaries have engaged in violations of state law, including, among others, failure to fund mortgage loans after closing. NCFC stated that consistent with the Previous Orders and Consent Agreement, the March 16 Orders and Consent Agreements seek to restrain NCFC's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. NCFC stated that the March 16 Orders and Consent Agreements also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. NCFC stated that the California Orders become permanent if not promptly appealed by the applicable subsidiaries.

     In addition, NCFC stated that on March 16, 2007, Home123 received a suspension order (the "Suspension Order") from the State of New York Banking Department. NCFC stated that the Suspension Order contains allegations similar to those included in the March 13 Order and further provides that Home123's mortgage banking license in the State of New York has been suspended for a period not exceeding 30 days, pending investigation.

     Pursuant to a Form 8-K filed on March 22, 2007 (the "March 22nd 8-K"), NCFC stated that on March 20, 2007, certain of NCFC's subsidiaries entered into a consent agreement with the State of Maine's Office of Consumer Credit Regulation (the "March 20 Consent Agreement"). NCFC stated that consistent with the Previous Orders and Consent Agreements, the March 20 Consent Agreement contains allegations that certain of NCFC's subsidiaries have engaged in violations of state law, including, among others, failure to fund mortgage loans after closing. NCFC stated that consistent with the Previous Orders and Consent Agreements, the March 20 Consent Agreement seeks to restrain NCFC's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. NCFC stated that the March 20 Consent Agreement also seeks to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

     Pursuant to a Form 8-K filed on March 28, 2007 (the "March 28th 8-K"), NCFC stated that on March 27, 2007, NCFC signed consent agreements with the State of Idaho's Department of Finance, the State of Iowa's Superintendent of Banking, the State of Michigan's Office of Financial and Insurance Services and the State of Wyoming's Banking Commissioner (the "Additional Consent Agreements"). NCFC stated that although NCFC has signed the Additional Consent Agreements and expects to comply with their terms, NCFC has not yet received counterpart signatures from the respective states and accordingly such Additional Consent Agreements may not be binding on the respective states. NCFC stated that consistent with the Previous Orders and Consent Agreements, the Additional Consent Agreements contain allegations that certain of NCFC's subsidiaries have engaged in violations of state law, including, among others, failure to fund mortgage loans after closing. NCFC stated that consistent with the Previous Orders and Consent Agreements, the Additional Consent Agreements restrain NCFC's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. NCFC stated that The Additional Consent Agreements also compel the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any up front fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

     Pursuant to a Form 8-K filed on March 30, 2007 (the "March 30th 8-K"),
     NCFC stated that as disclosed above, on March 14, 2007, the Attorney General of Ohio and the Ohio Department of Commerce, Division of Financial Institutions (together, the "State") filed a lawsuit against NCFC and certain of its subsidiaries (collectively with NCFC, the "Defendants") in Ohio state court (the "Ohio Complaint"). NCFC stated that the Ohio Complaint alleges that NCFC has engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after closing. NCFC stated that on March 14, 2007, the court granted the State's motion to enter a temporary restraining order, which was subsequently modified by the court on March 16, 2007, against the Defendants (as modified, the "TRO"). NCFC stated that the TRO restrained the Defendants from taking certain actions, including, among others, (i) engaging in violations of state law,
     (ii) soliciting applicants and taking new applications for mortgage loans in Ohio and (iii) initiating, prosecuting or enforcing foreclosure actions in Ohio. NCFC stated that the TRO required the parties to confer with respect to restrictions regarding foreclosure action and the sale, transfer or assignment of loans more than 60 days delinquent.

     In addition, pursuant to the March 30th 8-K, NCFC stated that on March 26, 2007, the Defendants filed a Motion for Dissolution of Modified Temporary Restraining Order and Motion for an Emergency Hearing, and Opposition to a Preliminary Injunction. NCFC stated that on March 28, 2007, the Defendants and the State reached agreement on a Stipulated Preliminary Injunction effective for 90 days, which was entered by the court. NCFC stated that the Stipulated Preliminary Injunction replaces the TRO and provides for a stay of the litigation for 90 days. NCFC stated that the Stipulated Preliminary Injunction restrains the Defendants from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans. NCFC stated that the Stipulated Preliminary Injunction also compels the Defendants to take certain actions, including the transfer to other lenders of any outstanding mortgage applications and unfunded mortgage loans, the placement in escrow of any upfront fees collected in connection with pending mortgage applications, and the provision of regular information to the State regarding NCFC's activities in Ohio, including the status of all outstanding mortgage applications and unfunded mortgage loans. NCFC stated that the Stipulated Preliminary Injunction also requires the Defendants to submit certain categories of loans (and related information) as to which it intends to foreclose to the State for the State to review. NCFC stated that the State may object for cause to NCFC proceeding with a particular foreclosure and if NCFC is unable to convince the State to permit it to proceed, the foreclosure will not proceed for the duration of the Stipulated Preliminary Injunction. NCFC stated that the Stipulated Preliminary Injunction also provides for the State to review and object for cause to the Defendants selling, transferring or assigning certain categories of loans that are more than 60 days delinquent.

     In addition, pursuant to the March 30th 8-K, NCFC stated that in the event that the State or the Defendants believe the other is not acting in good faith, the Stipulated Preliminary Injunction provides that the complaining party should notify the other of such concern and if the concern is not resolved, then either party may notify the other of their intent to file a motion with the court to terminate the Stipulated Preliminary Injunction and request to reschedule the previously canceled preliminary injunction hearing. NCFC stated that the Stipulated Preliminary Injunction provides that in such event neither party will object to the scheduling of a prompt preliminary injunction hearing or the termination of the Stipulated Preliminary Injunction at such a preliminary injunction hearing.

     Pursuant to a Form 8-K filed on April 6, 2007 (the "April 6th 8-K"), NCFC stated that on April 2, 2007, NCFC announced that it and several of its subsidiaries, including New Century TRS Holdings, Inc., NCMC, NC Capital Corporation, Home123 Corporation, New Century Credit Corporation, NC Asset Holding, L.P., NC Residual III Corporation, NC Residual IV Corporation, New Century R.E.O. Corp., New Century R.E.O. II Corp., New Century R.E.O. III Corp., New Century Mortgage Ventures, LLC, NC Deltex, LLC and NCoral, L.P. (collectively, the "Debtors") filed voluntary petitions (the "Bankruptcy Filings") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). NCFC stated that these bankruptcy cases (the "Bankruptcy Cases") are being jointly administered in the Bankruptcy Court under the caption "In re New Century TRS Holdings, Inc., et al., Case No. 07-10416" before the Honorable Kevin
     J. Carey, United States Bankruptcy Judge. NCFC stated that the Debtors will continue to operate their business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

     Pursuant to a Form 8-K filed on April 16, 2007 (the "April 16th 8-K"),
     NCFC stated that the Commonwealth of Massachusetts Office of the Attorney General issued a Civil Investigation Demand to NCFC, which requests certain documents relating to NCFC's loan origination business practices in connection with an investigation conducted pursuant to the Attorney General's authority to enforce consumer protection statutes.

     Pursuant to a Form 8-K filed on July 5, 2007 (the "July 5th 8-K"), NCFC stated that on June 21, 2007 the staff of the Pacific Regional Office of the Securities Exchange Commission (the "Commission") orally advised NCFC's outside counsel that the Commission had issued a formal order of investigation with respect to its investigation of NCFC.

     In addition, pursuant to the July 5th 8-K, NCFC stated that on June 29, 2007, NCFC was served with a complaint for declaratory judgment and other equitable relief (the "Complaint") that was filed on June 20, 2007, in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") against NCFC, certain of its subsidiaries and certain of its directors. NCFC stated that the Complaint seeks a declaratory judgment on behalf of a purported class consisting of beneficiaries (the "Beneficiaries") of the New Century Financial Corporation Deferred Compensation Plan and the New Century Financial Corporation Supplemental Executive Retirement/Savings Plan (collectively, the "Plans") that, among other things, the Beneficiaries are a class, that the Plans' assets are held in trust for the exclusive benefit of the Beneficiaries, that the Plans' assets are not the property of NCFC's or any of its subsidiaries' bankruptcy estates, and that the Plans' assets be distributed to the Beneficiaries.

     In addition, pursuant to a Form 8-K filed on December 14, 2007 (the "December 14th 8-K"), NCFC stated that the Bankruptcy Court entered an order establishing August 31, 2007, as the last date (the "Claim Bar Date") for all persons and entities holding or wishing to assert bankruptcy claims against NCFC and certain of its debtor-in-possession subsidiaries (collectively with NCFC, the "Debtors") to file a proof of claim form. According to the December 14th 8-K, NCFC stated that through the Claim
     Bar Date, the dollar amount of claims filed against the Debtors exceeded $32 billion. NCFC stated that the Debtors are in the preliminary stages of their review of these claims and based on their preliminary review believe that certain of these claims will be subject to objection as being duplicative, overstated, based upon contingencies that have not occurred, or because they otherwise do not state a valid claim. NCFC stated that the foregoing amount does not include claims that were filed without a specified dollar amount, referred to as unliquidated claims, and claims that were filed after the claim bar date.

     Legal Proceedings Regarding Countrywide Financial Corporation

     Pursuant to a Form 10-K filed by Countrywide Financial Corporation
     ("the Company") on February 29, 2008 (Commission File No. 001-8422;
     CIK No. 0000025191), the parent of Countrywide Home Loan Servicing LP, one of the servicers, the Company stated that various lawsuits alleging claims for derivative relief on behalf of the Company and securities, retirement plan, and other class action suits have recently been brought against us and certain current and former officers, directors and retirement plan administrators in either federal district court in Los Angeles, California, or state superior court in Los Angeles, or state court in Delaware. The Company stated that among other things, these lawsuits allege breach of state law fiduciary duties and violation of the federal securities laws and the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company stated that these cases allege, among other things, that the Company did not disclose complete and accurate information about mortgage lending practices and financial condition. The Company stated that shareholder derivative cases brought in federal court are brought on the Company's behalf and do not seek recovery of damages from the Company.

     The Company stated that two consolidated cases alleging claims for derivative relief on behalf of the Company are also pending in federal district court in Delaware, and allege, among other things, that certain of the Company's proxy filings contain incorrect statements relating to the compensation of the Chief Executive Officer.

     The Company stated that various class action lawsuits relating to the proposed merger with Bank of America have been filed in the state courts of California and Delaware on behalf of a proposed class of shareholders against the Company, the Company's directors and Bank of America. The Company stated that the class action lawsuits filed in state court in California have been removed to federal court in Los Angeles and that these lawsuits allege that the Company's directors breached their fiduciary duties to the Company's shareholders by entering into the merger agreement with Bank of America and that Bank of America allegedly aided and abetted those alleged breaches. The Company stated that, similarly, the plaintiffs in the shareholder derivative lawsuits brought in California state and federal court recently have amended their complaints to add similar class action allegations relating to the proposed merger with Bank of America.

     The Company stated that it is difficult to predict the resulting outcome of these proceedings, particularly where investigations and proceedings are in early stages. The Company stated that given the inherent difficulty in predicting the outcome of legal proceedings, the Company cannot estimate losses or ranges of losses for legal proceedings where there is only a reasonable possibility that a loss may be incurred, such as those discussed in the two immediately preceding paragraphs. The Company stated that it provides for potential losses that may arise out of legal proceedings to the extent such losses are deemed probable and can be estimated. The Company stated that although the ultimate outcome of the legal proceedings discussed above cannot be ascertained at this time, the Company believes that any resulting liability will not materially affect the consolidated financial position; such resolution, however, could be material to operating results for a particular future period depending upon the outcome of the proceedings and the operating results for a particular period. The Company stated that its assessment is based, in part, on the existence of insurance coverage.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     The information regarding this Item has been previously filed in a 424(b)(5) filed on January 26, 2007 (Commission File No. 333-130694-18).

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     See Exhibit 33 and 34.

     Item 1123 of Regulation AB, Servicer Compliance Statement.

     See Exhibit 35.

                                     PART IV


     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

        (1) Not Applicable.

        (2) Not Applicable.

        (3)

        Exhibit 4.1 was filed as part of the Registrant's Current Report on Form 8-K filed on February 12, 2007 (Commission File NO. 333-130694-18) and is incorporated by reference herein.

        Exhibit 4.1 Pooling and Servicing Agreement, dated as of January 1, 2007 among Morgan Stanley ABS Capital I Inc., as Depositor, Countrywide Home Loans Servicing LP, as a servicer, Saxon Mortgage Services, Inc., as a servicer, NC Capital Corporation, as responsible party and Deutsche Bank National Trust Company, as trustee, relating to the issuance of the Mortgage Pass-Through Certificates, Series 2007-NC1.

        Exhibit 4.2 was filed as part of the Registrant's Current Report on Form 8-K filed on August 28, 2007 (Commission File NO. 333-130694-18) and is incorporated by reference herein.

        Exhibit 4.2 Omnibus Amendment to the Pooling and Servicing Agreement, dated as of January 1, 2007, among Morgan Stanley ABS Capital I Inc., as depositor, Countrywide Home Loans Servicing LP, as a servicer, Saxon Mortgage Services, Inc., as a servicer, NC Capital Corporation, as responsible party and Deutsche Bank National Trust Company, as trustee, relating to the issuance of the Mortgage Pass-Through Certificates, Series 2007-NC1.

        Exhibit 31 Rule 13a-14(d)/15d-14(d) Certification.

        Exhibit 33.1 Saxon Mortgage Services, Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.2 First American Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.3 Southwest Business Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.4 FIS Tax Services' Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.5 Countrywide Home Loans Servicing LP's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.6 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Saxon Mortgage Services, Inc.'s (Exhibit 33.1) for Year End December 31, 2007.

        Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for First American Corporation's Report
       (Exhibit 33.2) for Year End December 31, 2007.

        Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Southwest Business Corporation's Report
       (Exhibit 33.3) for Year End December 31, 2007.

        Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for FIS Tax Services' Report (Exhibit 33.4) for Year End December 31, 2007.

        Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Countrywide Home Loans Servicing LP's (Exhibit 33.5) for Year End December 31, 2007.

        Exhibit 34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report
       (Exhibit 33.6) for Year End December 31, 2007.

        Exhibit 35.1 Saxon Mortgage Services, Inc.'s Annual Statement of Compliance for Year End December 31, 2007.

        Exhibit 35.2 Countrywide Home Loans Servicing LP's Annual Statement of Compliance for Year End December 31, 2007.

     (b) See (a) above.

     (c) Not Applicable.










                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             By: Morgan Stanley ABS Capital I Inc.,
                                 as Depositor on behalf of the Registrant


                                      By:  /s/ Steven Shapiro
                                           Steven Shapiro
                                           Vice President
                                          (Senior Officer in Charge of
                                           Securitization of the Depositor)



     Date: March 28, 2008






     EXHIBIT INDEX

     Exhibit Document

        Exhibit 4.1 was filed as part of the Registrant's Current Report on Form 8-K filed on February 12, 2007 (Commission File NO. 333-130694-18) and is incorporated by reference herein.

        Exhibit 4.1 Pooling and Servicing Agreement, dated as of January 1, 2007 among Morgan Stanley ABS Capital I Inc., as Depositor, Countrywide Home Loans Servicing LP, as a servicer, Saxon Mortgage Services, Inc., as a servicer, NC Capital Corporation, as responsible party and Deutsche Bank National Trust Company, as trustee, relating to the issuance of the Mortgage Pass-Through Certificates, Series 2007-NC1.

        Exhibit 4.2 was filed as part of the Registrant's Current Report on Form 8-K filed on August 28, 2007 (Commission File NO. 333-130694-18) and is incorporated by reference herein.

        Exhibit 4.2 Omnibus Amendment to the Pooling and Servicing Agreement, dated as of January 1, 2007, among Morgan Stanley ABS Capital I Inc., as depositor, Countrywide Home Loans Servicing LP, as a servicer, Saxon Mortgage Services, Inc., as a servicer, NC Capital Corporation, as responsible party and Deutsche Bank National Trust Company, as trustee, relating to the issuance of the Mortgage Pass-Through Certificates, Series 2007-NC1.

        Exhibit 31 Rule 13a-14(d)/15d-14(d) Certification.

        Exhibit 33.1 Saxon Mortgage Services, Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.2 First American Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.3 Southwest Business Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.4 FIS Tax Services' Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.5 Countrywide Home Loans Servicing LP's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.6 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Saxon Mortgage Services, Inc.'s (Exhibit 33.1) for Year End December 31, 2007.

        Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for First American Corporation's Report
       (Exhibit 33.2) for Year End December 31, 2007.

        Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Southwest Business Corporation's Report
       (Exhibit 33.3) for Year End December 31, 2007.

        Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for FIS Tax Services' Report (Exhibit 33.4) for Year End December 31, 2007.

        Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Countrywide Home Loans Servicing LP's (Exhibit 33.5) for Year End December 31, 2007.

        Exhibit 34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report
       (Exhibit 33.6) for Year End December 31, 2007.

        Exhibit 35.1 Saxon Mortgage Services, Inc.'s Annual Statement of Compliance for Year End December 31, 2007.

        Exhibit 35.2 Countrywide Home Loans Servicing LP's Annual Statement of Compliance for Year End December 31, 2007.